Form 10QSB
period 2000-06-30
FIGHTON SUCCESSION CORP
filed 2000-08-21
CIK 1109485

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                            SEC File No: 33-14982-LA

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO ___________





                         FIGHTON SUCCESSION CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


   California                                                  33-0897453
--------------------------------------------------------------------------------
(State or other                                              (IRS Employer
jurisdiction of                                            Identification No.)
incorporation)


         19900 MacArthur Boulevard, Suite 660, Irvine, California 92612
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


Company's telephone number, including area code:      (949) 851-9800
                                                --------------------




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                 [X] Yes  [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

     5,000,000 Shares as of the date of this report.

Transitional Small Business Disclosure Format (check one):
                                                                 [ ] Yes  [X] No

                         FIGHTON SUCCESSION CORPORATION

                 Form 10-QSB for the Quarter ended June 30, 2000

                                Table of Contents

                                                                           Page
                                                                           ----

PART 1 - ITEM 2...............................................................4
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS FOR FIGHTON SUCCESSION CORPORATION.........4
     CAUTION REGARDING FORWARD-LOOKING INFORMATION............................4
     OVERVIEW OF THE COMPANY..................................................5

PART II - OTHER INFORMATION...................................................6
     ITEM 1 - LEGAL PROCEEDINGS...............................................6
     ITEM 2 - CHANGES IN SECURITY.............................................6
     ITEM 3 - DEFAULTS ON SENIOR SECURITIES...................................6
     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............6
     ITEM 5 - OTHER INFORMATION...............................................6
     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K................................6

         SIGNATURE............................................................7

PART 1 - FINANCIAL INFORMATION

                          ANACONDA VENTURE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                             -----------------------

                                                     February 17, 2000
                                                    (Inception) to June 30, 2000
                                                    ----------------------------

CASH FLOWS FROM OPERATING
ACTIVITIES:

Net loss                                            $(1,108)
     Adjustment to reconcile net loss to net cash
     used by operating activities
     Increase in accounts payable                       750
     Capitalized expenses                               358

     Net cash used by operating activities             --


CASH FLOW FROM FINANCING
ACTIVITIES:

Proceeds from issuance of common stock                2,000

Net cash provided by financing activities             2,000

INCREASE IN CASH AND CASH
EQUIVALENTS                                           2,000

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD                                    --

CASH AND CASH EQUIVALENTS - END OF

PERIOD                                              $ 2,000

                         FIGHTON SUCCESSION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                FOR THE PERIOD FROM FEBRUARY 17, 2000 (INCEPTION)
                                TO JUNE 30, 2000
                                ----------------

                                                                      DEFICIT
                                                                   ACCUMULATED
                               COMMON STOCK       ADDITIONAL          DURING
                                  ISSUED           PAID-IN          DEVELOPMENT
                           SHARES      AMOUNT      CAPITAL      STAGE        TOTAL
                          ---------   ---------   ---------   ---------    ---------
Common Stock Issuance     5,000,000   $   2,000   $    --     $    --      $   2,000

Fair value of expenses
     contributed               --          --           358        --            358

Net loss for the period
     ended
     June 30, 2000             --          --          --        (1,108)      (1,108)
                          ---------   ---------   ---------   ---------    ---------

BALANCE
JUNE 30, 2000:            5,000,000   $   2,000   $     358   $  (1,108)   $   1,250
                          ---------   ---------   ---------   ---------    ---------


PART 1 - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR FIGHTON SUCCESSION CORPORATION.

         The following discussion of the financial conditions and results of operations of the Company should be read in conjunction with the financial statements, including notes thereto, for the Company.

CAUTION REGARDING FORWARD-LOOKING INFORMATION
---------------------------------------------

         This quarterly report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company or management as well as assumptions made by and information currently available to the Company or management. When used in this document, the words "anticipate," "believe," "estimate," "expect" and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company regarding future events and are subject to certain risks, uncertainties  and  assumptions,  including  the risks or  uncertainties  noted.

Should one or more of these risks or uncertainties materialize, or should underlying assumption prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.

OVERVIEW OF THE COMPANY
-----------------------

         Fighton Succession Corporation (the "Company") was incorporated in February 2000, under the laws of the State of California, primarily for the purpose of acquiring or merging with a small to medium size company. The Company currently has no operations, revenue or activity. The Company filed a Form 10SB Registration Statement, which became effective on March 23, 2000.

Results of Operations

         As of June 30, 2000, the Company is in the development stage and had conducted minimal activities. Accordingly, the accompanying financial statements should not be regarded as typical for normal periods of operation. Additional financing or restructuring will be required in order for the Company to complete its development stage activities. Management and the Company's existing shareholder expect to have to continue to contribute capital to support the Company's operations until a merger or acquisition candidate is located.

         The Company had no operations or revenues, or significant assets or liabilities since its inception in February 2000.

Three Months and Six Months Ended June 30, 2000, Compared to Periods Ended June 30, 1999

         Revenue. The Company was recently formed and the Company was not in existence during the quarter or the six month period ended June 30, 1999, the Company had no revenues for the quarter ended June 30, 2000, and has had no revenues since inception. Similarly, the Company had no cost of sales, gross profit or other income during the period ended June 30, 2000, or from its inception. The Company's nominal operating expenses of less than $300 per months have been paid by its shareholder.

Liquidity and Capital Resources

         As of June 30, 2000, the Company had cash, cash equivalents and net working capital of approximately $500. The sole source of cash has been contributions by the Company's Shareholder. The Company has relied upon contributions by its shareholder to fund its operations during the periods discussed. The Company has not received any capital contribution in cash from its Shareholder since initial contributions as set forth in the Company's Form 10SB dated March 23, 2000.

         The Company anticipates that any need of working capital in future periods will be limited and will be contributed by the Company's Shareholder.

         The Company believes that existing cash and cash equivalents, cash flow from operations will be sufficient to meet the Company's presently anticipated working capital needs for the next 3 months. To the extent the Company uses its cash resources for its operations, the Company will be required to obtain additional funds, if available, through borrowings or equity financings. There can be no assurance that such capital will be available on acceptable terms. If the Company is unable to obtain sufficient financing, it may be unable to fully implement its growth strategy.

Material Changes in Operations

         The Company has not had any material changes in operations since its formation or the date of its Form 10 SB Registration Statement.

Year 2000 Compliance

         The Company has not experienced any Year 2000 complications.

PART II - OTHER INFORMATION

         ITEM 1 - LEGAL PROCEEDINGS

         None.

         ITEM 2 - CHANGES IN SECURITY

         None.

         ITEM 3 - DEFAULTS ON SENIOR SECURITIES

         None.

         ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

         ITEM 5 - OTHER INFORMATION

         None.

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 30, 2000                             FIGHTON SUCCESSION CORPORATION



                                          By:/s/ Tim T. Chang
                                             ----------------
                                                 Tim T. Chang, President