Form 10QSB
period 2000-09-30
FIGHTON SUCCESSION CORP
filed 2000-11-13
CIK 1109485

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                            SEC File No: 33-14982-LA

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                         FIGHTON SUCCESSION CORPORATION

              Form 10-QSB for the Quarter ended September 30, 2000

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

         SIGNATURE............................................................7

PART 1 - FINANCIAL INFORMATION

                         FIGHTON SUCCESSION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                             -----------------------

                                                February 17, 2000
                                               (Inception) to September 30, 2000
                                               ---------------------------------

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

                         FIGHTON SUCCESSION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                FOR THE PERIOD FROM FEBRUARY 17, 2000 (INCEPTION)
                              TO SEPTEMBER 30, 2000
                              ---------------------

                                                                      DEFICIT
                                                                   ACCUMULATED
                               COMMON STOCK       ADDITIONAL          DURING
                                  ISSUED           PAID-IN          DEVELOPMENT
                           SHARES      AMOUNT      CAPITAL      STAGE        TOTAL
                          ---------   ---------   ---------   ---------    ---------
Common Stock Issuance     5,000,000   $   2,000   $    --     $    --      $   2,000

Fair value of expenses
     contributed               --          --           358        --            358

Net loss for the period
     ended
     September 30, 2000        --          --          --        (1,108)      (1,108)
                          ---------   ---------   ---------   ---------    ---------

BALANCE
SEPTEMBER 30, 2000:       5,000,000   $   2,000   $     358   $  (1,108)   $   1,250
                          ---------   ---------   ---------   ---------    ---------


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

Results of Operations

         As of September 30, 2000, the Company is in the development stage and had conducted minimal activities. Accordingly, the accompanying financial statements should not be regarded as typical for normal periods of operation. Additional financing or restructuring will be required in order for the Company to complete its development stage activities. Management and the Company's existing shareholder expect to have to continue to contribute capital to support the Company's operations until a merger or acquisition candidate is located.

         The Company had no operations or revenues, or significant assets or liabilities since its inception in February 2000.

Three Months and Nine Months Ended September 30, 2000, Compared to Periods Ended June 30, 1999.

         Revenue. The Company was recently formed and the Company was not in existence during the quarter or the nine month period ended September 30, 1999, the Company had no revenues for the quarter ended September 30, 2000, and has had no revenues since inception. Similarly, the Company had no cost of sales, gross profit or other income during the period ended September 30, 2000, or from its inception. The Company's nominal operating expenses of less than $300 per months have been paid by its shareholder.

Liquidity and Capital Resources

         As of September 30, 2000, the Company had cash, cash equivalents and net working capital of approximately $500. The sole source of cash has been contributions by the Company's Shareholder. The Company has relied upon contributions by its shareholder to fund its operations during the periods discussed. The Company has not received any capital contribution in cash from its Shareholder since initial contributions as set forth in the Company's Form 10SB dated March 23, 2000.

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

September 30, 2000                        FIGHTON SUCCESSION CORPORATION
------------------                        ------------------------------

                                          By:/s/ Tim T. Chang
                                             ----------------
                                                 Tim T. Chang, President