Form 10KSB
period 2000-12-31
FIGHTON SUCCESSION CORP
filed 2001-04-02
CIK 1109485

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      COMMISSION FILE NO. ________________


                         FIGHTON SUCCESSION CORPORATION
                         ------------------------------
             (Exact name of registrant as specified in its charter)

                 California                                33-0897453
                 ----------                                ----------
(State or other jurisdiction of incorporation) (IRS Employer Identification No.)

                           19900 MacArthur Boulevard,
                       Suite 660, Irvine, California 92653
                       -----------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (949) 851-9797
                                 --------------
                (Issuer's Telephone Number, Including Area Code)


      Securities registered pursuant to Section 12(g) of the Exchange Act:

                                  COMMON STOCK

         Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [ ]

         As of December 31, 2000 the Company had 5,000,000 shares outstanding.

         The approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2000 was approximately $ N/A (not trading)

                               FORM 10-KSB - Index

                                     PART I
                                                                         Page
                                                                         ----

Item 1.  Description of Business.......................................    2

Item 2.  Description of Property.......................................    9

Item 3.  Legal Proceedings       ......................................    9

Item 4.  Submission of Matters to a Vote of Security Holders...........    9

                                     PART II

Item 5.  Market of the Registrant's Securities and
           Related Stockholder Matters.................................    10

Item 6.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations...............    11

Item 7.  Financial Statements and Supplementary Data...................    15

Item 8.  Changes in and Disagreements with Accountants
           On Accounting and Financial Disclosure......................    17

                                     PART III

Item 9.  Directors and Executive Officers of the Registrant............    18

Item 10. Executive Compensation........................................    18

Item 11. Security Ownership of Certain Beneficial
           Owners and Management.......................................    18

Item 12. Exhibits, Consolidated Financial Statements,
           Schedules and Reports on Form 8-K...........................    20

         Signatures....................................................    20

                                     PART I

         This Annual Report on Form 10-KSB and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about the Company's industry, management's beliefs, and assumptions made by management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

         Fighton Succession Corporation (the "Company") was incorporated under the laws of the State of California on February 17, 2000. The Company was formed to engage in any lawful corporate undertaking, including, without limitation, mergers and acquisitions, which meet the Company's selected criteria. The
Company has been in the developmental stage since inception and has no operations to date other than issuing shares to its original shareholder.

         The Company will continue to attempt to locate and negotiate with a business entity for the combination of that target company with the Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.

         The Company has been formed to provide a method for a foreign or domestic private company to become a reporting ("public") company with a class of registered securities.

Comparison With Initial Public Offering

         Certain  private  companies  may  find  a  business   combination  more
attractive than an initial public offering of their securities. Reasons for this may include the following:

                  * inability to obtain  underwriter;
                  * possible  larger costs, fees and expenses;
                  * possible  delays in the public  offering process;
                  * greater dilution of their outstanding securities.

         Certain  private  companies  may  find  a  business   combination  less
attractive than an initial public offering of their securities. Reasons for this may include the following:

                  * no investment capital raised through a business combination;
                  * no underwriter support of after-market trading.

Potential Target Companies

         A business entity, if any, which may be interested in a business combination with the Company may include the following:

                  * a company for which a primary  purpose of becoming public is the use of its securities for the acquisition of assets or businesses;
                  * a  company  which is unable  to find an  underwriter  of its securities or is unable to find an underwriter of securities on terms acceptable to it;
                  * a company  which wishes to become  public with less dilution of its common stock than would occur upon an underwriting;
                  * a  company  which  believes  that it will be able to  obtain investment  capital  on more  favorable  terms  after it has become public;
                  * a foreign  company  which may wish an initial entry into the
                    United States securities market;
                  * a special  situation  company,  such as a company  seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan;
                  * a  company  seeking  one  or  more  of the  other  perceived benefits of becoming a public company.

         A business combination with a target company will normally involve the transfer to the target company of the majority of the issued and outstanding common stock of the Company, and the substitution by the target company of its own management and board of directors.

         No assurances can be given that the Company will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target company.

         The proposed business activities described herein classify the Company as a "blank check" company. As used herein, a "blank check" company is a development stage company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies. The Securities and Exchange Commission and certain states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies. The Company will not issue or sell additional shares or take any efforts to cause a market to develop in the Company's securities until such time as the Company has successfully implemented its business plan and it is no longer classified as a blank check company. The sole shareholder of the Company has executed and delivered an agreement affirming that it will not sell or otherwise transfer its shares except in connection with or following a business combination.

         The Company will continue to file all reports required of it under the Securities Exchange Act of 1934, as amended (the "Exchange Act") until a business combination has occurred. A business combination will normally result in a change in control and management of the Company. Since a benefit of a business combination with the Company would normally be considered its status as a reporting company, it is anticipated that the Company will continue to file reports under the Exchange Act following a business combination. No assurance can be given that this will occur or, if it does, for how long.

         Patrick R. Boyd, the Secretary, Chief Financial Officer and Director and Tim T. Chang, the Chief Executive Officer and Director are the only officers and directors of the Company and the controlling shareholders of the Company's majority shareholder, BAC Consulting Corporation. The Company has no employees nor are there any other persons than Mr. Boyd and Mr. Chang, who may not devote any of their time to its affairs. All references herein to management of the Company are to Mr. Boyd and Mr. Chang. The inability at any time of Mr. Boyd and Mr. Chang to devote sufficient attention to the Company could have a material adverse impact on its operations.

Search for Target Company

         The  Company  has  entered  into  an  agreement   with  BAC  Consulting
Corporation, the majority shareholder of the Company, to supervise the search for target companies as potential candidates for a business combination. The agreement will continue until such time as the Company has effected a business combination. BAC Consulting Corporation, has agreed to pay all expenses of the Company without repayment until such time as a business combination is effected, without repayment. Tim Chang and Patrick Boyd, the only offices and directors of the Company are the officers, directors and controlling shareholders of BAC Consulting Corporation.

         BAC Consulting Corporation may only locate potential target companies for the Company and is not authorized to enter into any agreement with a potential target company binding the Company. The Company's agreement with BAC Consulting Corporation is not exclusive and BAC Consulting Corporation has entered into agreements with other companies similar to the Company on similar terms. BAC Consulting Corporation, may provide assistance to target companies incident to and following a business combination, and receive payment for such assistance from target companies.

         BAC Consulting Corporation has entered, and anticipates that it will enter, into agreements with other consultants to assist it in locating a target company and may share its stock in the Company with or grant options on such stock to such referring consultants and may make payment to such consultants from its own resources. There is no minimum or maximum amount of stock, options, or cash that BAC Consulting Corporation may grant or pay to such consultants. BAC Consulting Corporation is solely responsible for the costs and expenses of its activities in seeking a potential target company, including any agreements with consultants, and the Company has no obligation to pay any costs incurred or negotiated by BAC Consulting Corporation.

         BAC Consulting Corporation may seek to locate a target company through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more Web sites and similar methods. If BAC Consulting Corporation engages in solicitation, no estimate can be made as to the number of persons who may be contacted or solicited. To date BAC Consulting Corporation has not utilized solicitation and expects to rely on consultants in the business and financial communities for referrals of potential target companies.

         Tim Chang is the Chief Executive Officer of BAC Consulting Corporation and Patrick Boyd is the Secretary and Chief Financial Officer of BAC Consulting Corporation. Messrs. Boyd and Chang are each partners, through their professional corporations, in Boyd & Chang, LLP, an Irvine, California based law firm specializing in corporate finance and securities transactions. Some of these individuals may be interested in utilizing the services of the law firm for their companies or clients in regard to a wide variety of possible securities-related work including mergers, acquisitions, initial public offerings, stock distributions, incorporations, or other activities. It is possible over time that certain of the companies or clients represented by these persons may develop into possible target companies. In addition, BAC Consulting Corporation has contact with many consultants, accountants, attorneys, brokers, investment bankers, businessmen, financial advisors and others who work with businesses which may desire to go public.

Management of the Company

         The Company has no full time employees. Tim T. Chang is the Chief Executive Officer of the Company and one of its two directors. Patrick R. Boyd is the Chief Financial Officer, Secretary and one of the two Directors of the Company. Mr. Boyd and Mr. Chang are also the controlling shareholders of BAC Consulting Corporation, the Company's majority shareholder. Mr. Chang and Mr. Boyd, as officers of the Company, have agreed to allocate a limited portion of their time to the activities of the Company after the effective date of the registration statement without compensation. Potential conflicts may arise with respect to the limited time commitment by Mr. Boyd and Mr. Chang and the potential demands of the Company's activities.

         The amount of time spent by Messrs. Chang and Boyd on the activities of the Company is not predictable. Such time may vary widely from an extensive amount when reviewing a target company and effecting a business combination to an essentially quiet time when activities of management focus elsewhere, or some amount in between. It is impossible to predict the amount of time Mr. Boyd and Mr. Chang will actually be required to spend to locate a suitable target company.

         The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Management believes (but has not conducted any research to confirm) that there are business entities seeking the perceived benefits of a reporting corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, increasing the opportunity to use securities for acquisitions, providing liquidity for shareholders and other factors. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex.

         The Company has, and will continue to have, no capital with which to provide the owners of business entities with any cash or other assets. Management believes, however, the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a reporting company without incurring the cost and time required to conduct an initial public offering. Management has not conducted market research and is not aware of statistical data to support the perceived benefits of a business combination for the owners of a target company.

         The analysis of new business opportunities will be undertaken by, or under the supervision of, the officer and director of the Company, who is not a professional business analyst. In analyzing prospective business opportunities, management may consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors.

         The Company will not restrict its search for any specific kind of business entities, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

Terms of a Business Combination

         In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. On the consummation of a transaction, it is likely that the present management and shareholders of the Company will no longer be in control of the Company. In addition, it is likely that the Company's officers and directors will, as part of the terms of the business combination, resign and be replaced by one or more new officers and directors.

         It is anticipated that any securities issued in any such business combination would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, it will be undertaken by the surviving entity after the Company has entered into an agreement for a business combination or has consummated a business combination and the Company is no longer considered a blank check company. The issuance of additional securities and their potential sale into any trading market which may develop in the Company's securities may depress the market value of the Company's securities in the future if such a market develops, of which there is no assurance.

         While the terms of a business transaction to which the Company may be a party cannot be predicted, it is expected that the parties to the business transaction will desire to avoid the creation of a taxable event and thereby structure the acquisition in a tax-free reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended.

         With respect to negotiations with a target company, management expects to focus on the percentage of the Company which target company shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage of ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's shareholders at such time.

Undertakings and Understandings Required of Target Companies

         As part of a business combination agreement, the Company intends to obtain certain representations and warranties from a target company as to its conduct following the business combination. Such representations and warranties may include (i) the agreement of the target company to make all necessary filings and to take all other steps necessary to remain a reporting company under the Exchange Act (ii) imposing certain restrictions on the timing and amount of the issuance of additional free-trading stock, including stock registered on Form S-8 or issued pursuant to Regulation S and (iii) giving assurances of ongoing compliance with the Securities Act, the Exchange Act, the General Rules and Regulations of the Securities and Exchange Commission, and other applicable laws, rules and regulations.

         A prospective target company should be aware that the market price and trading volume of the Company's securities, when and if listed for secondary trading, may depend in great measure upon the willingness and efforts of successor management to encourage interest in the Company within the United States financial community. The Company does not have the market support of an underwriter that would normally follow a public offering of its securities. Initial market makers are likely to simply post bid and asked prices and are unlikely to take positions in the Company's securities for their own account or customers without active encouragement and a basis for doing so. In addition, certain market makers may take short positions in the Company's securities, which may result in a significant pressure on their market price. The Company may consider the ability and commitment of a target company to actively encourage interest in the Company's securities following a business combination in deciding whether to enter into a transaction with such company.

         A business combination with the Company separates the process of becoming a public company from the raising of investment capital. As a result, a business combination with the Company normally will not be a beneficial transaction for a target company whose primary reason for becoming a public company is the immediate infusion of capital. The Company may require assurances from the target company that it has or that it has a reasonable belief that it will have sufficient sources of capital to continue operations following the business combination. However, it is possible that a target company may give such assurances in error, or that the basis for such belief may change as a result of circumstances beyond the control of the target company.

Competition

         The Company will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's combined extremely limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors.

RISK FACTORS

         The Company's business is subject to numerous risk factors, including the following:

         THE COMPANY HAS NO OPERATING HISTORY NOR REVENUE AND MINIMAL ASSETS
AND OPERATES AT A LOSS. The Company has had no operating history nor any revenues or earnings from operations. The Company has no significant assets or financial resources. The Company has operated at a loss to date and will, in all likelihood, continue to sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. BAC Consulting Corporation has agreed to pay all expenses incurred by the Company until a business combination without repayment by the Company. There is no assurance that the Company will ever be profitable.

         THE COMPANY HAS ONLY TWO DIRECTORS AND OFFICERS. The Company's Chief Executive Officer is Tim T. Chang, who is also one of the directors and a controlling shareholder of its majority shareholder. Patrick R. Boyd is the

Company's Secretary, Chief Financial Officer, the only other Director and a controlling shareholder of the Company's majority shareholder. Because management consists of only two persons, the Company does not benefit from multiple judgments that a greater number of directors or officers would provide and the Company will rely completely on the judgment of its two officers and directors when selecting a target company. Mr. Boyd and Mr. Chang devote only a limited amount of time per month to the business of the Company. Mr. Boyd and Mr. Chang have not entered into a written employment agreement with the Company and they are not expected to do so. The Company has not obtained key man life insurance on Mr. Boyd or Mr. Chang. The loss of the services of Mr. Boyd and Mr. Chang would adversely affect development of the Company's business and its likelihood of continuing operations.

         CONFLICTS OF INTEREST. Mr. Chang, the Company's Chief Executive Officer, and Mr. Boyd, the Company's Secretary and Chief Financial Officer, participate in other business ventures which may compete directly with the Company. Additional conflicts of interest and non-arms length transactions may also arise in the future. The terms of business combination may include such terms as Mr. Boyd and Mr. Chang remaining directors or officers of the Company. The terms of a business combination may provide for a payment by cash or otherwise to BAC Consulting Corporation for the purchase or retirement of all or part of its common stock of the Company by a target company or for services rendered incident to or following a business combination. Mr. Boyd and Mr. Chang would directly benefit from such employment or payment. Such benefits may influence Mr. Boyd and Mr. Chang's choice of a target company. The Articles of Incorporation of the Company provide that the Company may indemnify officers and/or directors of the Company for liabilities, which can include liabilities arising under the securities laws. Therefore, assets of the Company could be used or attached to satisfy any liabilities subject to such indemnification.

         THE PROPOSED OPERATIONS OF THE COMPANY ARE SPECULATIVE. The success of the Company's proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified target company. While business combinations with entities having established operating histories are preferred, there can be no assurance that the Company will be successful in locating candidates meeting such criteria. The decision to enter into a business combination will likely be made without detailed feasibility studies, independent analysis, market surveys or similar information which, if the Company had more funds available to it, would be desirable. In the event the Company completes a business combination the success of the Company's operations will be dependent upon management of the target company and numerous other factors beyond the Company's control. There is no assurance that the Company will be able to consummate a business combination with a target company.

         PURCHASE OF PENNY STOCKS CAN BE RISKY. In the event that a public market develops for the Company's securities following a business combination, such securities may be classified as a penny stock depending upon their market price and the manner in which they are traded. The Securities and Exchange Commission has adopted Rule15g-9 which establishes the definition of a "penny stock," for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share whose securities are admitted to quotation but do not trade on the Nasdaq Small Cap Market or on a national securities exchange. For any transaction involving a penny stock, unless exempt, the rules require delivery by the broker of a document to investors stating the risks of investment in penny stocks, the possible lack of liquidity, commissions to be paid, current quotation and investors' rights and remedies, a special suitability inquiry, regular reporting to the investor and other requirements. Prices for penny stocks are often not available and investors are often unable to sell such stock. Thus an investor may lose his investment in a penny stock and consequently should be cautious of any purchase of penny stocks.

         THERE IS A SCARCITY OF AND COMPETITION FOR BUSINESS OPPORTUNITIES AND COMBINATIONS. The Company is and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be merger or acquisition target candidates for the Company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Company will also compete with numerous other small public companies in seeking merger or acquisition candidates.

         REPORTING REQUIREMENTS MAY DELAY OR PRECLUDE ACQUISITION. Pursuant to the requirements of Section 13 of the Securities Exchange, the Company is required to provide certain information about significant acquisitions including audited financial statements of the acquired company. These audited financial statements must be furnished within 75 days following the effective date of a business combination. Obtaining audited financial statements are the economic responsibility of the target company. The additional time and costs that may be incurred by some potential target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable. Notwithstanding a target company's agreement to obtain audited financial statements within the required time frame, such audited financials may not be available to the Company at the time of effecting a business combination. In cases where audited financials are unavailable, the Company will have to rely upon unaudited information that has not been verified by outside auditors in making its decision to engage in a transaction with the business entity. This risk increases the prospect that a business combination with such a business entity might prove to be an unfavorable one for the Company.

         LACK OF MARKET RESEARCH OR MARKETING ORGANIZATION. The Company has neither conducted, nor have others made available to it, market research indicating that demand exists for the transactions contemplated by the Company. Even in the event demand exists for a transaction of the type contemplated by the Company, there is no assurance the Company will be successful in completing any such business combination.

         PROBABLE CHANGE IN CONTROL AND MANAGEMENT. A business combination involving the issuance of the Company's common stock will, in all likelihood, result in shareholders of a target company obtaining a controlling interest in the Company. As a condition of the business combination agreement, BAC Consulting Corporation, the majority shareholder of the Company, may agree to sell or transfer all or a portion of its Company's common stock so to provide the target company with all or majority control. The resulting change in control of the Company will likely result in removal of the present officers and directors of the Company and a corresponding reduction in or elimination of his participation in the future affairs of the Company.

         POSSIBLE DILUTION OF VALUE OF SHARES UPON BUSINESS COMBINATION. A business combination normally will involve the issuance of a significant number of additional shares. Depending upon the value of the assets acquired in such business combination, the per share value of the Company's common stock may increase or decrease, perhaps significantly.

         TAXATION. Federal and state tax consequences will, in all likelihood, be major considerations in any business combination the Company may undertake.

Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. The Company intends to structure any business combination so as to minimize the federal and state tax consequences to both the Company and the target company; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company has no properties and at this time has no agreements to acquire any properties. The Company currently uses the offices of BAC Consulting Corporation at no cost to the Company. BAC Consulting Corporation has agreed to continue this arrangement until the Company completes a business combination.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is not a party to any litigation and to the Company's knowledge there is no litigation threatened against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE SECURITY HOLDERS.

         No matters have been submitted to the security holders of the Company for vote in the period covered by this report through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET OF THE REGISTRANT'S SECURITIES AND RELATED STOCKHOLDER
         MATTERS

         A. Market Price. There is no trading market for the Company's common stock at present and there has been no trading market to date. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

         The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

            (i) that a broker or dealer approve a person's account for transactions in penny stocks and

            (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

         In order to approve a person's account for transactions in penny stocks, the broker or dealer must.

            (i) obtain financial information and investment experience and objectives of the person; and

            (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

         The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form,

            (i) sets forth the basis on which the broker or dealer made the suitability determination and

            (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions.

         Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

         B. Stockholders. As of the end of the period covered by this Report, the Company had approximately 6 shareholders. As of the date of the filing of this Report, the Registrant had approximately 446 shareholders of the Company's common stock. The issued and outstanding shares of the Company's common stock were issued in accordance with the exemptions from registration afforded by
Section 4(2) of the Securities Act of 1933, and Rule 506 promulgated thereunder, and the exemption available for an entirely intrastate offering.

         C. Dividends. The Company has not paid any dividends to date, and has no plans to do so in the immediate future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL BUSINESS PLAN

         The Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in a business entity which desires to seek the perceived advantages of a corporation which has a class of securities registered under the Exchange Act. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. Management anticipates that it will be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to the shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

         The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes.

Subsequent Events and Changes

         Subsequent to the December 31, 2000 fiscal year end, the Company's shareholders and Board of Directors took the following actions

1.       Agreement to Sell Stock.

         The Company's majority shareholder, BAC Consulting Corporation, agreed to sell the majority of the shares of the Company it owns to Key Card Communications in a transaction that the Company believes will result in a change of control of the Company and may result in a merger between Key Card Communications and the Company.

         Key Card provides prepaid long distance services. Key Card was formed in May, 2000 and thereafter acquired 100% of the stock of Five Star Communications, Inc. Key Card markets its prepaid calling card products and services under the trade names Five Star and Key Card.

         Key Card's core product, prepaid calling cards, incorporates a toll-free access number and PIN (Personal Identification Number) printed on an array of attractive, branded phone cards. Purchasers of these prepaid phone cards are able to place international and domestic long distance calls from any touch tone phone in the Continental United States at extremely favorable rates. The branded cards, in conjunction with Key Card's business model and successful sales programs, have allowed Key Card to penetrate the marketplace and create a growing base of loyal, repeat customers. Capitalizing on management's extensive prior experience, Key Card has quickly grown and has established itself as a leading pioneer in the field of prepaid communications.

         Key Card focuses primarily on sales of cards to retailers and prepaid phone card distributors. These resellers are attracted to Key Card's phone cards due to their branded packaging, profitability and ease of use. By concentrating on these two segments of the marketplace, Key Card maximizes its profitability, generates repeat sales and continually increases its revenues. Additionally, the Company sells a small portion of its cards directly to consumers via Key Card's Internet presence and website.

Results of Operations

         As of the date of this Annual Report, the Company is in the development stage and is not engaged in any activities. Accordingly, the accompanying consolidated statements of operations should not be regarded as typical for normal periods of operation. The Company's development stage status, recurring net losses and capital deficit raise substantial doubt about its ability to continue as a going concern. Additional financing or restructuring of its liabilities will be required in order for the Company to complete its development stage activities. Management believes that it will be able to obtain such financing from new investors, and restructure its liabilities.

         The Company had no operations or revenues, or assets or significant liabilities since its incorporation in February 2000.

Fiscal Year Ended December 31, 2000

         Revenues. The Company had no revenues during this period.

         Cost of Sales. The Company had no cost of sales for the fiscal year ended December 31, 2000, and no sales occurred during this period.

         Gross Profit. The Company had no gross profit.

         Operating Expenses. Year 2000 was the first year of operations of the Company. The Company had minimal operating expenses primarily related to its reporting requirements. These expenses were paid by the Company's majority shareholder.

         Other Income (Expense). The Company had no other income or significant expenses.

Liquidity and Capital Resources

         Cash and cash equivalents and net working capital (deficit) totaled $0 and $0, respectively, as of December 31, 2000. The only source of cash has been net proceeds generated from initial capitalization. The Company has relied upon its majority shareholder to cover its expenses and fund its operations during the periods discussed.

         The Company believes that its majority shareholder will fund its operations for the next 12 months. To the extent the Company uses its cash resources for its operations, the Company will be required to obtain additional funds, if available, through borrowings or equity financings. There can be no assurance that such capital will be available on acceptable terms. If the Company is unable to obtain sufficient financing, it may be unable to fully implement its growth strategy.

Inflation

         Inflation has not proved to be a factor in the Company's business since its inception and is not expected to have a material impact on the Company's business in the foreseeable future.

Year 2000

         To the best of the Company's knowledge and belief, the Company has not experienced any disruption in data processing on our financial reporting and operational systems or malfunction in equipment containing microprocessors as a result of the year 2000 issue. The Company cannot be sure that some condition relating to the year 2000 exists, but has not been identified.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this item is presented at page F-1.



                         FIGHTON SUCCESSION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2000

                         FIGHTON SUCCESSION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                                    CONTENTS

PAGE      F-1     INDEPENDENT AUDITORS' REPORT

PAGE      F-2     BALANCE SHEET AS OF DECEMBER 31, 2000

PAGE      F-3     STATEMENT OF OPERATIONS  FOR THE PERIOD FROM FEBRUARY 17, 2000
                  (INCEPTION) TO DECEMBER 31, 2000

PAGE      F-4     STATEMENT  OF CHANGES IN  STOCKHOLDER'S  EQUITY FOR THE PERIOD
                  FROM FEBRUARY 17, 2000 (INCEPTION) TO DECEMBER 31, 2000

PAGE      F-5     STATEMENT OF CASH FLOWS FOR THE PERIOD FROM  FEBRUARY 17, 2000
                  (INCEPTION) TO DECEMBER 31, 2000

PAGES  F-6 - F-8  NOTES TO FINANCIAL STATEMENTS AS OF DECEMBER 31, 2000

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of:
Fighton Succession Corporation
(A Development Stage Company)

We have audited the accompanying balance sheet of Fighton Succession Corporation (a development stage company) as of December 31, 2000 and the related statements of operations, changes in stockholder's equity and cash flows for the period from February 17, 2000 (inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Fighton Succession Corporation (a development stage company) as of December 31, 2000, and the results of its operations and its cash flows for the period from February 17, 2000 (inception) to December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

By: /s/ Weinberg & Company, P.A.
- --------------------------------
        WEINBERG & COMPANY, P.A.



Boca Raton, Florida
March 27, 2001

                                USA DIGITAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                         FIGHTON SUCCESSION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                             AS OF DECEMBER 31, 2000

                                     ASSETS
                                     ------

TOTAL ASSETS                                       $  --

                                                   =======



                      LIABILITIES AND STOCKHOLDER'S EQUITY
                      ------------------------------------

LIABILITIES                                        $  --


STOCKHOLDER'S EQUITY

   Common Stock, no par value, 50,000,000 shares
    authorized, 5,000,000 issued and outstanding     2,000
   Additional paid-in capital                          358
   Deficit accumulated during development stage     (2,358)
                                                   -------

    Total Stockholder's Equity                        --
                                                   -------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY         $  --
                                                   =======


                 See accompanying notes to financial statements.

                         FIGHTON SUCCESSION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS

                                                    February 17, 2000
                                                  (Inception) to December
                                                          31, 2000
                                                 -------------------------
Income                                                    $   --

Expenses
   Professional fees                                          1,930
   Organization expense                                         358
   Bank charges                                                  70
                                                          ---------

     Total expenses                                           2,358
                                                          ---------

NET LOSS                                                  $  (2,358)
                                                          =========

LOSS PER SHARE - BASIC AND DILUTED                        $   --
                                                          =========

WEIGHTED AVERAGE SHARES - BASIC AND DILUTED               5,000,000
                                                          =========

                 See accompanying notes to financial statements.


                         FIGHTON SUCCESSION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                FOR THE PERIOD FROM FEBRUARY 17, 2000 (INCEPTION)
                              TO DECEMBER 31, 2000
                -------------------------------------------------
                                                                                        DEFICIT
                                                                                      ACCUMULATED
                                                                          ADDITIONAL    DURING
                                                   COMMON STOCK ISSUED     PAID-IN    DEVELOPMENT
                                                  SHARES        AMOUNT     CAPITAL       STAGE        TOTAL
                                                  =========   =========   =========    =========    =========

Common Stock Issuance                             5,000,000   $   2,000   $    --     $    --      $   2,000

Fair value of expenses contributed                     --          --           358        --            358

Net loss for the period
ended December 31, 2000                                --          --          --        (2,358)      (2,358)
                                                 ---------   ---------   ---------    ---------    ---------

BALANCE, DECEMBER 31, 2000                        5,000,000   $   2,000   $     358   $  (2,358)   $    --
                                                 =========   =========   =========    =========    =========

                 See accompanying notes to financial statements.

                         FIGHTON SUCCESSION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                         ------------------------------


                                                          February 17, 2000
                                                      (Inception) to December
                                                             31, 2000
                                                      -------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                  $      (2,358)
   Adjustment to reconcile net loss to
    net cash used by operating activities:
    Contributed expenses                                            358
                                                                 ------

   Net cash used by operating activities                         (2,000)
                                                                 ------

CASH FLOWS FROM INVESTING ACTIVITIES:                              --
                                                                 ------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from issuance of common stock                         2,000
                                                                 ------

   Net cash provided by financing activities                      2,000
                                                                 ------

INCREASE IN CASH AND CASH EQUIVALENTS                              --

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                    --
                                                                 ------

CASH AND CASH EQUIVALENTS - END OF PERIOD                 $        --
                                                                 ======

                 See accompanying notes to financial statements.

                         FIGHTON SUCCESSION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2000

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (A) Organization and Business Operations
         ----------------------------------------

         Fighton Succession Corporation (a development stage company) ("the Company") was incorporated in California on February 17, 2000 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At December 31, 2000, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and proposed fund raising.

         The Company's ability to commence operations is contingent upon its ability to identify a prospective target business and raise the capital it will require through the issuance of equity securities, debt securities, bank borrowings or a combination thereof.

         (B) Use of Estimates
         --------------------

         The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         (C) Cash and Cash Equivalents
         -----------------------------

         For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

         (D) Earnings Per Share
         ----------------------

         Net loss per common share for the period from February 17, 2000 (inception) to December 31, 2000 is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128 "Earnings Per Share". There were no common stock equivalents outstanding at December 31, 2000.

         (E) Income Taxes
         ----------------

         The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying

                         FIGHTON SUCCESSION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2000

         amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ended December 31, 2000.

NOTE 2   STOCKHOLDER'S DEFICIENCY
- ------   ------------------------

         (A) Common Stock
         ----------------

         The Company is authorized to issue 50,000,000 shares of common stock with no par value. The Company issued 5,000,000 shares of its common stock to BAC Consulting Corporation ("BAC") for an aggregate consideration of $2,000.

         (B) Additional Paid-In Capital
         ------------------------------

         Additional paid-in capital at December 31, 2000 of $358, represents the fair value of the amount of organization costs incurred by BAC on behalf of the Company (See Note 3).

NOTE 3   AGREEMENTS
- ------   ----------

         (A) Consulting
         --------------

         On February 21, 2000, the Company signed an agreement with BAC, a related entity (See Note 4). The Agreement calls for BAC Consulting Corporation to provide the following services, without reimbursement from the Company, until the Company enters into a business combination as described in Note 1(A):

         1. Preparation and filing of required documents with the Securities and Exchange Commission.
         2.    Location and review of potential target companies.
         3.    Payment  of  all  corporate,   organizational,  and  other  costs
               incurred by the Company.

         (B) Legal
         ---------

         On March 10, 2000, the Company signed an agreement with Boyd and Chang, LLP, a related entity (see Note 4). The agreement calls for Boyd and Chang, LLP to provide legal services at standard rates and provide secretarial and office support on an as needed basis. As of December 31, 2000, all legal fees had been paid in full.

                         FIGHTON SUCCESSION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2000

NOTE 4   RELATED PARTIES
- ------------------------

         Legal counsel to the Company is a firm owned by the directors of the Company who also owns a controlling interest in the outstanding stock of BAC (See Note 3).

NOTE 5   SUBSEQUENT EVENT
- -------------------------

         On March 6, 2001, the Company's sole shareholder agreed to sell the majority of the shares it owns of the Company to a provider of prepaid calling cards in a transaction that the Company believes will result in a change of control of the Company and may result in a merger between the provider of prepaid calling cards and the Company.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         The Company has not changed accountants since its formation and there are no disagreements with the findings of its accountants.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Company has two Directors and two Officers as follows:

         Name                Age    Positions and Offices Held
         ----                ---    --------------------------
         Tim T. Chang               35   Chief Executive Officer, Director
         Patrick R. Boyd     38     Secretary, Chief Financial Officer, Director

         There are no agreements or understandings for the officers or directors to resign at the request of another person and the above-named officers and directors are not acting on behalf of nor will act at the direction of any other person.

         Set forth below are the names of the directors and officers of the Company, all positions and offices with the Company held, the period during which he has served as such, and the business experience during at least the last five years:

         Tim T. Chang, President, Chief Executive Officer, Director. Born in Taipei, Taiwan, in December 1965, Mr. Chang studied electrical engineering for three years in college and received a B.A. degree in international relations from the University of Southern California. Mr. Chang received his Juris Doctor degree from the McGeorge School of Law, and was admitted to the California Bar. Mr. Chang is also admitted to practice before the Central District of the United States District Court, the United States Tax Court and the United States Court of International Trade. He has been an officer and director of the Company since February 16, 2000. Mr. Chang has been a partner in the firm of Boyd & Chang, LLP since 1996. From 1994 to 1996 Mr. Chang was an associate with the firm of Cummins & White, LLP, in Newport Beach, California.

         Patrick R. Boyd, Chief Financial Officer, Secretary,  Director. Patrick
R. Boyd was born in Laguna Beach, California in 1963. Mr. Boyd received his Bachelors of Arts in Economics from the University of Southern California in 1985, and his Juris Doctor from Pepperdine University Law School in 1988. Since 1996, Mr. Boyd has been a partner in the law firm of Boyd and Chang, LLP, in Irvine, California, specializing in corporate finance and transactional law. Prior to joining Boyd & Chang, Mr. Boyd was an attorney with the Newport Beach law firm of Cummins & White, LLP. Mr. Boyd has been a member of the State Bar of California since 1988.

Conflicts of Interest

         Tim T. Chang and Patrick R. Boyd, the Company's only officers and directors, expect to organize other companies of a similar nature and with a similar purpose as the Company. Consequently, there are potential inherent conflicts of interest in acting as an officer and director of the Company. In addition, insofar as Mr. Chang and Mr. Boyd are engaged in other business activities, they devote only a portion of their time to the Company's affairs.

         Mr. Boyd and Mr. Chang are the principals of the Irvine, California law firm of Boyd & Chang, LLP. As such, demands may be placed on the time of Mr. Boyd and Mr. Chang which will detract from the amount of time they are able to devote to the Company. Mr. Chang and Mr. Boyd intend to devote as much time to the activities of the Company as required. However, should such a conflict arise, there is no assurance that Mr. Chang and Mr. Boyd would not attend to other matters prior to those of the Company.

         Mr. Chang is the Chief Executive Officer and Mr. Boyd is the Secretary and Chief Financial Officer and each are directors and a controlling shareholders of BAC Consulting Corporation, a California corporation, which is the majority shareholder of the Company. At the time of a business combination, some or all of the shares of common stock owned by BAC Consulting Corporation may be purchased by the target company or retired by the Company.

ITEM 10. EXECUTIVE COMPENSATION.

         The Company's officers and directors do not receive any compensation for their services rendered to the Company, have not received such compensation in the past, and are not accruing any compensation pursuant to any agreement with the Company. However, Mr. Boyd and Mr. Chang, the officers and directors of the Company anticipate receiving benefits as a beneficial shareholders of the Company, as the officers and directors and controlling shareholders of BAC Consulting Corporation and, possibly, as principals of Boyd & Chang, LLP, which may perform legal services for the Company after the business combination.

         No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

TRANSFER AGENT

         The Company presently has no transfer agent.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

                                                           Amount of
Name and Address                          Number of        Beneficial Percentage
of Beneficial Owner                       Shares           Ownership  of Class
- -------------------                       ------           ---------  --------
BAC Consulting Corporation (1)            4,400,000               88%
19900 MacArthur Boulevard
Suite 660
Irvine, California 92612

Tim T. Chang (1) (2)                      4,400,000               88%
19900 MacArthur Boulevard
Suite 660
Irvine, California 92612

Patrick R. Boyd            (1) (2)        4,400,000               88%
19900 MacArthur Boulevard
Suite 660
Irvine, California 92612

All Executive Officers and                4,400,000               88%
Directors as a Group (2 Persons)

         (1) Mr. Chang and Mr. Boyd are each a shareholder and a director and officer of BAC Consulting Corporation which owns 4,400,000 shares. Mr. Chang owns and controls the Chang Law Corporation, which owns 100,000 shares and Mr. Boyd owns Patrick R. Boyd & Associates, Inc., which also owns 100,000 shares.
         (2) As a controlling shareholder, a director and an officer of BAC Consulting Corporation, Mr. Chang and Mr. Boyd are deemed to be the beneficial owners of the common stock of the Company owned by BAC Consulting Corporation.

INSOFAR AS INDEMNIFICATION FOR LIABILITIES ARISING UNDER THE SECURITIES ACT OF 1933, AS AMENDED, MAY BE PERMITTED TO DIRECTORS, OFFICERS OR PERSONS CONTROLLING THE COMPANY PURSUANT TO THE FOREGOING PROVISIONS, IT IS THE OPINION OF THE SECURITIES AND EXCHANGE COMMISSION THAT SUCH INDEMNIFICATION IS AGAINST PUBLIC POLICY AS EXPRESSED IN THE ACT AND IS THEREFORE UNENFORCEABLE.

                                    PART III

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Within the past two years the Company has not had any transactions and no transactions are proposed with any officer or director of the Company or any of their affiliates, except for the relationships described in Item I of Part I related to the engagement of Boyd & Chang, LLP, and the ownership of BAC Consulting Corporation by Patrick Boyd and Tim Chang.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT NUMBER       DESCRIPTION
- --------------       -----------
         27          Financial Data Schedule

                     Form 8-K filed March 8, 2001

                                   SIGNATURES

         In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this Registration Statement to be signed on its behalf by the undersigned thereunto duly authorized.

                                   FIGHTON SUCCESSION CORPORATION
                                   By: /s/ Tim T. Chang
                                   --------------------
                                           Tim T. Chang, Chief Executive Officer
March 30, 2001