Form 10QSB
period 2001-03-31
FIGHTON SUCCESSION CORP
filed 2001-05-15
CIK 1109485

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                            SEC File No: 33-14982-LA

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO ___________


                         FIGHTON SUCCESSION CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


   California                                                   33-0897453
--------------------------------------------------------------------------------
(State or other                   (Commission                 (IRS Employer
jurisdiction of                  File Number)              Identification No.)
incorporation)


 19900 MacArthur Boulevard, Suite 660, Irvine, California          92612
--------------------------------------------------------------------------------
    (Address of principal executive offices)                    (Zip Code)


Company's telephone number, including area code:      (949) 851-9800




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               [ X ] Yes        [   ] No

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

     5,000,000 Shares as of the date of this report.

Transitional Small Business Disclosure Format (check one):  [  ] Yes  [ X ] No

(TABLE)
(CAPTION)

                         FIGHTON SUCCESSION CORPORATION

                Form 10-QSB for the Quarter ended March 31, 2001

                                Table of Contents

                                                                                                                 Page
                                                                                                                 ----
PART 1 - ITEM 2...................................................................................................8
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS FOR FIGHTON SUCCESSION CORPORATION.............................................8
     CAUTION REGARDING FORWARD-LOOKING INFORMATION................................................................8
     OVERVIEW OF THE COMPANY......................................................................................8

PART II - OTHER INFORMATION.......................................................................................9
     ITEM 1 - LEGAL PROCEEDINGS...................................................................................9
     ITEM 2 - CHANGES IN SECURITY................................................................................10
     ITEM 3 - DEFAULTS ON SENIOR SECURITIES......................................................................10
     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................................10
     ITEM 5 - OTHER INFORMATION..................................................................................10
     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K...................................................................10

         SIGNATURE...............................................................................................11


PART 1 - FINANCIAL INFORMATION


                         FIGHTON SUCCESSION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET


                                     ASSETS
                                     ------

                                                           March 31, 2001     December 31, 2000
                                                             (Unaudited)

         TOTAL ASSETS                                          $  --              $  --
                                                                ------             ------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

         LIABILITIES                                           $  --              $  --

         STOCKHOLDERS' EQUITY
                  Common Stock, no par value,
                    50,000,000 shares authorized,
                    5,000,000 issued and outstanding             2,000              2,000
                  Additional paid-in capital                       358                358
                  Deficit accumulated during                    (2,358)            (2,358)
                                                                ------             ------
                    development stage
                  Total Stockholders' Equity                      --                 --
                                                                ------             ------
                  TOTAL LIABILITIES AND
                     STOCKHOLDERS' EQUITY                      $  --              $  --
                                                                ------             ------

                The accompanying notes to financial statements.


                         FIGHTON SUCCESSION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS



                                                                        For the Period from       For the Period from
                                                  For the Three          February 17, 2000         February 17, 2000
                                                   Months Ended         (inception) to March        (inception) to
                                                  March 31, 2001              31, 2000              March 31, 2001
                                                   (Unaudited)              (Unaudited)               (Unaudited)
Income                                          $      --                 $      --                  $      --
Expenses
 Professional fees                                     --                         750                $     1,930
 Bank charges                                          --                        --                           70
 Organization expenses                                 --                         358                        358

Total expenses                                         --                       1,108                      2,358
NET LOSS                                               --                 $    (1,108)               $    (2,358)
LOSS PER SHARE - BASIC AND
DILUTED                                         $      --                 $      --                  $      --
WEIGHTED AVERAGE SHARES -
BASIC AND DILUTED                                 5,000,000                 5,000,000                  5,000,000
                                                ===========               ===========                ===========

                 The accompanying notes to financial statements.


                         FIGHTON SUCCESSION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
           STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY FOR THE PERIOD
              FROM FEBRUARY 17, 2000 (INCEPTION) TO MARCH 31, 2001


                                                                                      DEFICIT
                                                                                    ACCUMULATED
                                         COMMON STOCK             ADDITIONAL           DURING
                                            ISSUED                 PAID-IN          DEVELOPMENT
                                     SHARES       AMOUNT           CAPITAL             STAGE       TOTAL
                                   ---------   ---------          ---------          ---------    ---------
Common Stock Issuance              5,000,000   $   2,000          $    --            $    --      $   2,000

Fair value of contributed
     services                           --          --                  358               --            358


Net loss for the period
     ended
     December 31, 2000                  --          --                 --               (2,358)      (2,358)
                                   ---------   ---------          ---------          ---------    ---------
     Balance as of
       December 31, 2000           5,000,000       2,000                358             (2,358)        --
                                   ---------   ---------          ---------          ---------    ---------
BALANCE
March 31, 2001:                    5,000,000   $   2,000          $     358          $  (2,358)   $  (2,358)
                                   =========   =========          =========          =========    =========

                 The accompanying notes to financial statements.



                         FIGHTON SUCCESSION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                                                        For the Period from       For the Period from
                                                  For the Three          February 17, 2000         February 17, 2000
                                                   Months Ended         (inception) to March        (inception) to
                                                  March 31, 2001              31, 2000              March 31, 2001
                                                   (Unaudited)              (Unaudited)               (Unaudited)
CASH FLOWS FROM OPERATING
ACTIVITIES
Net Loss                                               $--                  $(1,108)                     $(2,358)
  Adjustment to reconcile net loss to net
  cash used by operating activities
  Increase in accounts payable                          --                      750                         --
  Contributed Services                                  --                      358                          358

  Net cash used by operating activities                 --                     --                        $(2,000)
                                                      -------               -------                      -------


CASH FLOWS FROM INVESTING                               --                     --                           --
ACTIVITIES                                            -------               -------                      -------
CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from issuance of common stock                  --                    2,000                        2,000
                                                      -------               -------                      -------
Net cash provided by financing activities               --                    2,000                        2,000
                                                      -------               -------                      -------
INCREASE IN CASH AND CASH
EQUIVALENTS                                             --                    2,000                         --
                                                      -------               -------                      -------
CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD                                     --                     --                           --
CASH AND CASH EQUIVALENTS -
END OF PERIOD                                          $--                  $ 2,000                      $  --
                                                      -------               -------                      -------

                 The accompanying notes to financial statements.

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

         The Company has had no operations, revenues, assets or liabilities since its incorporation in February 2000.

Three Months Ended March 31, 2001, Compared to the Period Ended March 31, 2000

         Revenue. The Company was recently formed and the Company was not in existence during the quarter ended March 31, 2001, the Company has had no revenues for the quarter ended March 31, 2001, and has had no revenues since its inception. Similarly, the Company had no cost of sales, gross profit or other income during the period ended March 31, 2001, or since its inception.

Liquidity and Capital Resources

         As of March 31, 2001, the Company has cash, cash equivalents and net working capital of $0. Since the Company's inception, the sole source of cash has been contributions by the Company's Shareholder. The Company has relied upon contributions by its shareholder to fund its operations for the period from February 17, 2000 (inception) to March 31, 2001. The Company has not received any capital contribution in cash from its shareholder during the three months ended March 31, 2001, or since the initial contributions as set forth in the Company's Form 10SB dated March 23, 2000.

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

         None.

         ITEM 3 - DEFAULTS ON SENIOR SECURITIES

         None.

         ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

         ITEM 5 - OTHER INFORMATION

         On May 3, 2001, the Company's majority shareholder completed its transfer and sale of 4,700,000 shares of this corporation's common stock to Key Card Communications. As of the date of this Report, the new majority shareholders have not voted any of the shares of this corporation and Mr. Boyd and Mr. Chang have not tendered their resignations as officers and directors of the Company. It is anticipated that Messrs. Boyd and Chang will tender their resignations as officers and directors of the Company within the next 10 days.

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         Exhibit 99 - Form 8-K filed March 6, 2001.

                                   SIGNATURES
                                   ----------

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


May 11, 2001                            FIGHTON SUCCESSION CORPORATION



                                        By:  /s/ Tim T. Chang
                                             ---------------------------
                                                 Tim T. Chang, President