Form 10QSB/A
period 2001-03-31
FIGHTON SUCCESSION CORP
filed 2001-05-21
CIK 1109485

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB/A
                            SEC File No: 33-14982-LA

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

         SIGNATURE...............................................................................................11


PART 1 - FINANCIAL INFORMATION


                         FIGHTON SUCCESSION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET


                                     ASSETS
                                     ------

                                                           March 31, 2001     December 31, 2000
                                                             (Unaudited)

         TOTAL ASSETS                                          $  --              $  --
                                                                ======             ======

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

         LIABILITIES                                           $  --              $  --

         STOCKHOLDERS' EQUITY
                  Common Stock, no par value,
                    50,000,000 shares authorized,
                    5,000,000 issued and outstanding             2,000              2,000
                  Additional paid-in capital                       358                358
                  Deficit accumulated during                    (2,358)            (2,358)
                                                                ------             ------
                    development stage
                  Total Stockholders' Equity                      --                 --
                                                                ------             ------
                  TOTAL LIABILITIES AND
                     STOCKHOLDERS' EQUITY                      $  --              $  --
                                                                ======             ======

                The accompanying notes to financial statements.


                         FIGHTON SUCCESSION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS



                                                                        For the Period from       For the Period from
                                                  For the Three          February 17, 2000         February 17, 2000
                                                   Months Ended         (inception) to March        (inception) to
                                                  March 31, 2001              31, 2000              March 31, 2001
                                                   (Unaudited)              (Unaudited)               (Unaudited)
Income                                          $      --                 $      --                  $      --
Expenses
 Professional fees                                     --                         750                $     1,930
 Bank charges                                          --                        --                           70
 Organization expenses                                 --                         358                        358
                                                -----------               -----------                -----------

Total expenses                                         --                       1,108                      2,358
                                                -----------               -----------                -----------

NET LOSS                                        $      --                 $    (1,108)               $    (2,358)
                                                ===========               ===========                ===========
LOSS PER SHARE - BASIC AND
DILUTED                                         $      --                 $      --                  $      --
                                                ===========               ===========                ===========
WEIGHTED AVERAGE SHARES -
BASIC AND DILUTED                                 5,000,000                 5,000,000                  5,000,000
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



                         FIGHTON SUCCESSION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                                                        For the Period from       For the Period from
                                                  For the Three          February 17, 2000         February 17, 2000
                                                   Months Ended         (inception) to March        (inception) to
                                                  March 31, 2001              31, 2000              March 31, 2001
                                                   (Unaudited)              (Unaudited)               (Unaudited)
CASH FLOWS FROM OPERATING
ACTIVITIES
Net Loss                                               $--                  $(1,108)                     $(2,358)
  Adjustment to reconcile net loss to net
  cash used by operating activities
  Increase in accounts payable                          --                      750                         --
  Contributed Services                                  --                      358                          358
                                                      -------               -------                      -------
  Net cash used by operating activities                 --                     --                        $(2,000)
                                                      -------               -------                      -------


CASH FLOWS FROM INVESTING                               --                     --                           --
ACTIVITIES                                            -------               -------                      -------
CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from issuance of common stock                  --                    2,000                        2,000
                                                      -------               -------                      -------
Net cash provided by financing activities               --                    2,000                        2,000
                                                      -------               -------                      -------
INCREASE IN CASH AND CASH
EQUIVALENTS                                             --                    2,000                         --
                                                      -------               -------                      -------
CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD                                     --                     --                           --
CASH AND CASH EQUIVALENTS -
END OF PERIOD                                          $--                  $ 2,000                      $  --
                                                      =======               =======                      =======

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

Results of Operations

         As of the date of this Report, the Company is in the development stage and is not engaged in any activities. Accordingly, the accompanying consolidated statements of operations should not be regarded as typical for normal periods of operation. The Company's development stage status, recurring net losses and capital deficit raise substantial doubt about its ability to continue as a going concern. Additional financing or restructuring of its liabilities will be required in order for the Company to complete its development stage activities. Management believes that it will be able to obtain such financing from new investors, and restructure its liabilities.

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