Form 10QSB
period 2001-09-30
FIGHTON SUCCESSION CORP
filed 2001-11-19
CIK 1109485

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED September 30, 2001
                                        --------------------
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR  THE  TRANSITION  PERIOD  From ______________ to_____________.

                       Commission File Number 33-14982-LA
                                              -----------

                         FIGHTON SUCCESSION CORPORATION
             (Exact name of registrant as specified in its charter)

                 [To Be Known As Key Card Communications, Inc.]

               California                                        33-0897453
               ----------                                        ----------
     (State or other jurisdiction of                          (I.R.S. Employer
     incorporation  or organization)                         Identification No.)

                      5969 Cattleridge Boulevard, Suite 200
                             Sarasota, Florida 34232
                             -----------------------
                    (Address of principal executive officers)
                                 (941) 552-2140
                                 --------------
              (Registrant's telephone number, including area code)

         19900 MacArthur Boulevard, Suite 660, Irvine, California 92612
         --------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports) X Yes, No, and (2) has been subject to such
                                 ---    ---
filing  requirements  for  the  past  90  days  X  Yes,     No.
                                               ---      ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed  by  the  court.  Yes  No    Not  Applicable
                                       ---------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Common Stock, No Par Value - 19,930,260 outstanding shares as of September 30, 2001; 50,000,000 Authorized.

                                      INDEX

                   FIGHTON SUCCESSION CORPORATION - INCLUDING
         KEY CARD COMMUNICATIONS, INC., AND 5 STAR COMMUNICATIONS, INC.
                         ITS' WHOLLY OWNED SUBSIDIARIES

                      For Quarter Ending September 30, 2001

Part  I.  Financial  Information

          Item 1.   Financial  Statements  (Unaudited)

                    Condensed consolidated balance sheet - September 30, 2001 and unconsolidated for December 31, 2000.

                    Condensed consolidated statements of operations - Three months ended September 30, 2001, and for the period August 31, 2001 (Date of Consolidation) through September 30, 2001.

                    Condensed consolidated statements of cash flows - Three months ended September 30, 2001, and for the period August 31, 2001 (Date of Consolidation) through September 30, 2001.

                    Notes to condensed consolidated financial statements - September 30, 2001

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Item 3.   Quantitative and Qualitative Disclosures About Market Risks

Part II.  Other  Information

          Item 1.   Legal  Proceedings

          Item 2.   Changes  in  Securities  and  Use  of  Proceeds

          Item 4.   Submission  of  Matters  to  a  Vote  of  Security  Holders

          Item 5.   Other  Information

          Item 6.   Exhibits  and  Reports  on  Form  8-K


Signatures

                         PART I - FINANCIAL INFORMATION

ITEM  I.  FINANCIAL  STATEMENTS:







                         FIGHTON SUCCESSION CORPORATION
                                AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2001

                         FIGHTON SUCCESSION CORPORATION
                                AND SUBSIDIARIES



                                    CONTENTS
                                    --------



PAGE    1             INDEPENDENT ACCOUNTANT'S REPORT
PAGE     2  CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2001
                                                     (UNAUDITED)

PAGE     3  CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
            THREE AND NINE MONTHS ENDEDSEPTEMBER 30, 2001
                                                     (UNAUDITED)

PAGE     4  CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE NINE
            MONTHS ENDEDSEPTEMBER 30, 2001 (UNAUDITED)

PAGES    5  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF
            SEPTEMBER 30, 2001 (UNAUDITED)

                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------



To  the  Board  of  Directors  of:
     Fighton  Succession  Corporation  and  Subsidiaries


We have reviewed the accompanying consolidated balance sheet, statements of operations and cash flows of Fighton Succession Corporation and Subsidiaries as of September 30, 2001 and for the three months then ended. These consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company's working capital deficiency of $1,612,405, stockholders' deficiency of $1,103,495, and net loss from operations of $5,614,804 raise substantial doubt about its ability to continue as a going concern. Management's Plan in regards to these matters is also described in
Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



WEINBERG  &  COMPANY,  P.A.



Boca  Raton,  FL
November  16,  2001

                 FIGHTON SUCCESSION CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            AS OF SEPTEMBER 30, 2001
                            ------------------------
                                   (UNAUDITED)


          See accompanying notes to consolidated financial statements.
                                        4

                                          ASSETS
                                          ------

CURRENT ASSETS
  Cash                                                                       $    64,548
  Accounts receivable - net                                                      156,378
  Inventory                                                                       15,000
  Employee advances                                                              148,450
  Due from stockholder                                                           198,097
  Prepaid rent                                                                    12,232
                                                                             ------------
    Total Current Assets                                                         594,705

PROPERTY & EQUIPMENT - NET                                                       467,388

OTHER ASSETS
  License agreement                                                               72,500
                                                                             ------------

TOTAL ASSETS                                                                 $ 1,134,593
===========================================================================  ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES
  Notes, loans and capital leases payable - current portion                  $   894,000
  Accounts payable and accrued expenses                                        1,155,485
  Due to related parties                                                         157,625
                                                                             ------------
    Total Current Liabilities                                                  2,207,110

LONG-TERM LIABILITIES
  Notes and capital leases payable - less current maturities                      30,978
                                                                             ------------
    Total Liabilities                                                          2,238,088
                                                                             ------------

STOCKHOLDERS' DEFICIENCY
  Common stock, no par value, 50,000,000 shares authorized, 17,780,260 shares  6,624,343 issued and outstanding
  Accumulated deficit                                                         (7,727,838)
                                                                             ------------

    Total Stockholders' Deficiency                                            (1,103,495)
                                                                             ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                               $ 1,134,593
===========================================================================  ============

------
                 FIGHTON SUCCESSION CORPORATION AND SUBSIDIARIES
                 -----------------------------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (UNAUDITED)


                                                 For the Three    For the Nine
                                                 Months Ended     Months Ended
                                                 September 30,    September 30,
                                                     2001             2001
                                                ---------------  ---------------
REVENUES - NET                                  $    1,028,493   $    4,458,532

COST OF REVENUES                                       782,005        3,519,565
                                                ---------------  ---------------

GROSS PROFIT                                           246,488          938,967
                                                ---------------  ---------------

OPERATING EXPENSES
  Salaries and commission                              350,529        1,307,199
  Professional and consulting fees                     483,052        4,020,849
  Corporate acquisition costs                          350,000          350,000
  Other general and administrative                     195,062          661,537
  Rent                                                  58,489          130,786
  Depreciation                                          29,100           83,400
                                                ---------------  ---------------
    Total Operating Expenses                         1,466,232        6,553,771
                                                ---------------  ---------------

LOSS FROM OPERATIONS                                (1,219,744)      (5,614,804)
                                                ---------------  ---------------

OTHER INCOME (EXPENSE)
  Gain on settlement of debt                                 -           78,615
  Interest income                                        5,386            5,386
  Interest expense - other                             570,000         (851,412)
                                                ---------------  ---------------
    Total Other Income (Expense)                      (575,386)        (767,411)
                                                ---------------  ---------------

NET LOSS                                        $   (1,795,130)  $   (6,382,215)
                                                ===============  ===============

NET LOSS PER COMMON SHARE - BASIC AND DILUTED   $        (0.11)  $        (0.49)
                                                ===============  ===============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED                     16,100,477       12,999,910
                                                ===============  ===============

                 FIGHTON SUCCESSION CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                  --------------------------------------------
                                   (UNAUDITED)




CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                                            $(6,382,215)
  Adjustments to reconcile net loss to net cash provided by in operating activities:
  Common stock issued for services                                                      4,441,243
  Common stock issued for interest                                                        820,000
  Gain on extinguishments of debt                                                         (78,615)
  Depreciation                                                                             83,400
  Changes in operating assets and liabilities:
  (Increase) Decrease in:
    Accounts receivable                                                                    23,700
    Inventory                                                                               1,692
    Employee advances                                                                    (119,550)
    Prepaid rent                                                                           78,499
  Increase in:
    Accounts payable and accrued expenses                                                 182,881
    Due to related party                                                                   98,625
    Loans payable                                                                         963,022
                                                                                      ------------
      Net Cash Provided By Operating Activities                                           112,682
                                                                                      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                                      (86,252)
  Purchase of License agreement                                                           (12,500)
  Amounts due from stockholder - net                                                     (197,194)
                                                                                      ------------
    Net Cash Used In Investing Activities                                                (295,946)
                                                                                      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of loan to stockholder                                                       (886,100)
  Proceeds from issuance of common stock to investors                                     996,414
                                                                                      ------------
    Net Cash Provided By Financing Activities                                             110,314
                                                                                      ------------

NET DECREASE IN CASH                                                                      (72,950)

CASH - BEGINNING OF YEAR                                                                  137,498
                                                                                      ------------

CASH - END OF YEAR                                                                    $    64,548
                                                                                      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
------------------------------------------------

Cash paid during the year for interest                                                $    31,412
                                                                                      ============

                 FIGHTON SUCCESSION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2000
                            ------------------------
                                   (UNAUDITED)


NOTE  1   BASIS  OF  PRESENTATION
-------   -----------------------

          The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations.

          It is management's opinion, however, that all adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

          For further information, refer to the financial statements and footnotes included in the Company's Form 10-KSB.

NOTE  2   ORGANIZATION
-------   ------------

          Fighton Succession Corporation (the "Company") was incorporated on February 17,2000 in the State of California. The company provides prepaid long distance calling card services, which incorporate toll free access numbers and personal identification numbers printed in an array of branded phone cards. Purchasers of these prepaid phone cards are able to place international and domestic long distance calls from any touch-tone phone in the continental United States.

          On August 31, 2001 the Company effected a business combination with Key Card Communications, Inc. ("Key Card") whereby the Company acquired all of the shares of Key Card in exchange for the issuance of 16,716,414 shares of common stock. The reorganization was treated as a recapitalization of Key Card for accounting purposes. Accordingly, the financial statements include the following:

          1) The balance sheet consists of the net assets of Fighton Succession Corporation and its subsidiary Key Card Communications, Inc. at historical cost.

          2) The statement of operations includes the operations of Key Card Communications, Inc. for all of the periods presented and the operations of Fighton Succession Corporation from the date of the recapitalization.

NOTE  3   GOING  CONCERN
-------   --------------

          As reflected in the accompanying financial statements, the Company's current period loss of $5,614,804, working capital deficiency of $1,612,405, and stockholders' deficiency of $1,103,495 raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

          The Company has continued its prepaid calling card sales efforts to increase revenue growth. The Company intends to raise additional equity capital through the sale of common stock. Management believes that actions presently taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements in this Report, including without limitation, statements relating to the company's plans, strategies, objectives, expectations, projections, intentions, anticipations and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities
Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements while made in good faith involve risks and uncertainties; including, without limitation to, the following: (i) the company's plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of the company; (ii) the company's plans and results of operations will be affected by the company's ability to manage its growth and inventory (iii) other risks and uncertainties which may be indicated from time to time in the company's filings with the Securities and Exchange Commission. Neither Securities and Exchange Commission nor any other regulatory body takes any position as to the accuracy of forward looking statements.

Historical  Background

SINCE ITS INCORPORATION ON FEBRUARY 17, 2000, FIGHTON SUCCESSION CORPORATION ("FIGHTON") HAS BEEN AN INACTIVE CORPORATION, WHICH HAS NOT ENGAGED IN ANY ACTIVE BUSINESS PURPOSE, NOR HAD ANY MATERIAL ASSETS OR LIABILITIES. FIGHTON WAS FORMED FOR THE SOLE PURPOSE OF FINDING A SUITABLE MERGER OR ACQUISITION CANDIDATE OR CANDIDATES AND BELIEVES THAT IT HAS NOW COMPLETED ITS INITIAL ORGANIZATIONAL PURPOSE THROUGH THE ACQUISITION OF KEY CARD COMMUNICATIONS, INC. ("KEY CARD") AS ITS PRINCIPAL OPERATING SUBSIDIARY. IN LIKE MANNER, KEY CARD CONDUCTS SOME OF ITS OPERATIONS, AS DESCRIBED BELOW, THROUGH ITS WHOLLY OWNED SUBSIDIARY 5 STAR COMMUNICATIONS, INC. ("5 STAR"). THE CULMINATION OF THIS ACQUISITION HAS BEEN DEEMED TO BE AUGUST 31, 2001 AT WHICH TIME THE COMPANIES WERE DEEMED TO BE OWNED AND OPERATED AS A CONSOLIDATED ENTITY WITH FIGHTON BEING THE PARENT CORPORATION AND KEY CARD AND 5 STAR BEING THE WHOLLY OWNED OPERATING SUBSIDIARIES. FINANCIAL STATEMENTS FOR THE PERIODS OF SEPTEMBER 30, 2001 ARE, THEREFOR, REPORTED ON A CONDENSED, CONSOLIDATED BASIS TO REFLECT THIS ACQUISITION; THOUGH IT NEEDS TO BE UNDERSTOOD THAT THERE HAS BEEN NO ASSETS ACQUIRED BY THE PARENT CORPORATION OR ACTIVE BUSINESS PURPOSES OTHER THAN THAT REFLECTED IN THE FINANCIAL STATEMENTS FOR KEY CARD AND 5 STAR. CONSEQUENTLY, THE FOREGOING FINANCIAL STATEMENTS ALMOST ENTIRELY REFLECTS ASSETS, LIABILITIES, REVENUES AND POTENTIAL INCOME OR LOSSES ATTRIBUTABLE TO KEY CARD AND 5 STAR, AND NOT TO THE PARENT ENTITY, FIGHTON.

Fighton filed a Form 10 Registration Statement to become a public reporting company with the Securities and Exchange Commission (SEC) on March 23, 2000. On March 29, 2000 Fighton received a notice from the SEC that no review of this filing would be made and that Fighton would be deemed to be a public reporting company pursuant to the Securities and Exchange Act of 1934 subsequent to that date. At all times, Fighton did not have, or propose to assert, any active business purpose but was formed for the purposes of acquiring by merger, or other form of acquisition, a suitable operating entity which would then either continue as an operating division of Fighton or effect a subsequent merger into a resulting public company.

FIGHTON  HOLDS  A  SMALL MINORITY INTEREST (10,000 SHARES) IN AN INACTIVE PUBLIC
COMPANY KNOWN AS LATIN AMERICAN SUBCARRIER SERVICE GROUP, INC. ("LATIN AMERICAN") FOR WHICH IT EXCHANGED 10,000 OF ITS SHARES AND WHICH FIGHTON SHARES WERE SUBSEQUENTLY DISTRIBUTED TO THE LATIN AMERICAN SHAREHOLDERS. THE COMPANY DOES NOT REGARD THIS TRANSACTION AS SIGNIFICANT OR RELEVANT TO ITS CURRENT OPERATIONS.

On March 6, 2001 Fighton entered into a preliminary Reorganization Agreement commonly known as reverse acquisition in which it was agreed that majority shareholders of Fighton would exchange their shares for all of the issued and outstanding shares of Key whereby Key and 5 Star would become the wholly owned and sole operating subsidiaries of Fighton and the prior Key shareholders would own 94% of the issued and outstanding shares of Fighton to be exchanged on a one-to-one share ratio. Thereafter, the Fighton entity would change its name to be known as Key Card Communications, Inc. and change the name of its fully owned subsidiary to Key Card Operating Company, Inc., or similar name which would continue its business both directly and through its 5 Star subsidiary as a producer and distributor of business and consumer telephone calling cards and related services.

In order to complete the reorganization on a one-to-one sharehold basis it also became necessary to issue out approximately 11,716,414 Fighton restricted shares in addition to the approximate 5,000,000 shares transferred.

It was deemed that this reverse acquisition was completed as of August 31, 2001, and shortly prior to such date, the Key Card Communications shareholders were issued 16,716,414 of the Fighton shares for an equal number of Key shares constituting all of the issued and outstanding shares of Key. The 16, 716,414 shares of Fighton held by the Key shareholders constitutes 94% of the 17,780,260 issued and outstanding shares. It is the intent of Key Company to complete the distribution of such shares as an unregistered spin-off to its shareholders on a one-for-one share basis without further consideration. All of the previously issued Key shares are deemed now to be fully held by Fighton, as well as its wholly owned subsidiary, 5 Star.

At the time of this reverse acquisition Key was being advised by Mackenzie Shea, a California based business consulting firm. Mackenzie Shea was responsible for finding Key Card the Fighton Succession public company in which BAC was the principal shareholder and in introducing BAC to the Key principals. Mackenzie Shea additionally arranged all other terms of the reverse acquisition. Mackenzie Shea has advised Key Card that it had a beneficial interest from the proceeds of Key Card's purchase of Fighton Succession. Mackenzie Shea was also instrumental in arranging the initial financing for Key through Newpont
Fiduciaries,  as  described  under  the  Liquidity  Section  below.

Mackenzie Shea introduced Key Card to Newpont and negotiated and structured the Newpont Option Agreement from which Key obtained its acquisition funding. Mackenzie Shea as well as certain of Key's officers and directors continue to be material shareholders of Key/Fighton.

To complete all terms of the reverse acquisition, Fighton intends to call a shareholders meeting prior to the close of 2001 to vote upon and affirm the following specific terms and actions of the reverse acquisition and reorganization:

1. THE FORMAL CHANGE OF THE NAME OF FIGHTON SUCCESSION CORPORATION TO KEY CARD COMMUNICATIONS, INC.

2. RATIFICATION OF THE CHANGE OF NAME OF THE OPERATING SUBSIDIARY KEY CARD COMMUNICATIONS, INC. TO KEY CARD OPERATING COMPANY, INC.

3. TO VOTE UPON AND RATIFY THE PRIOR APPOINTMENT OF DIRECTORS. THE ONLY KNOWN NOMINEES TO BE PRESENTED AT THIS TIME AT SUCH SHAREHOLDER MEETING ARE THE INTERIM APPOINTED DIRECTORS, EARLIER ELECTED BY MAJORITY SHAREHOLDER CONSENT, AS FOLLOW:

     Mr. B. Stephen May, Director and Chairman of the Board
     Mr. Michael Rejbeni, Director
     Mrs. Marsha Bates,  Director

     It should be noted that the board also has appointed Mr. B. Stephen May to act as the CEO and Treasurer of the company. Mr. Michael Rejbeni is the President and Chief Operating Officer, Mr. Clifford Wildes the Vice
     President  and  Marsha  Bates  is  the  Secretary.

4. THE SHAREHOLDERS WILL FURTHER BE ASKED TO RATIFY THE REORGANIZATION AND ALL ACTIONS TAKEN ON AN INTERIM BASIS BY THE BOARD MEMBERS AND OFFICERS BOTH PRIOR TO AND SUBSEQUENT TO THEIR APPOINTMENT BY A MAJORITY SHAREHOLDER CONSENT RESOLUTION.

5.   FINALLY,  THE  SHAREHOLDERS  WILL BE ASKED TO PROVIDE STANDBY AUTHORITY AND
     APPROVAL FOR THE BOARD OF DIRECTORS FOR A POTENTIAL MULTI-PARTY MERGER WHEREBY THE PARENT AND THE TWO SUBSIDIARIES MAY BE MERGED WITH A THIRD CORPORATION CREATED IN NEVADA FOR THE PURPOSES OF CREATING A SINGLE NEVADA PUBLIC CORPORATE ENTITY. THE BOARD OF DIRECTORS HAS NOT YET DETERMINED WHETHER IT WILL OFFICIALLY MOVE FORWARD FOR A PROPOSAL FOR MERGER AS OUTLINED BY THIS PARAGRAPH AND SUCH AUTHORITY WILL ONLY BE STAND-BY AUTHORITY TO PROCEED WITH SUCH MERGER AND TO APPROVE SUCH MERGER WITHOUT FURTHER SHAREHOLDER VOTE.

It is anticipated, at the proposed shareholder meeting, that the shareholders will be provided with standard and customary Dissenting Shareholder Rights as required or as may be allowed under California law.

As a result of this reorganization, Fighton is technically reporting its foregoing financial statements on a consolidated basis; that is, with the financial statement of the parent and subsidiaries combined into a single financial statement. However, it should be realized and understood, as a practical matter, that Fighton had no active business purpose, no revenues and essentially no assets or liabilities; such that all financial statements reported in this 10-QSB should be deemed and understood to be essentially the financial statements for Key Card and 5 Star. As also noted above, Key Card Communications, Inc. will become known as Key Card Operating, Inc. on a long term or interim basis depending on whether the Board of Directors determines to go forward with a formal merger of the entities.

Key Card Communications, Inc. was incorporated in the State of Florida on May 8, 2000 as a privately held corporation. Its initial capital stock of 1,000 shares, having a par value of $1.00 each, was increased to 20 Million shares having a par value at a $.001 as of June 27, 2000. On January 28, 2000 the Articles of the corporation were again amended to authorize the issuance of 10 Million shares of preferred voting stock, having a par value of $.001. As of the date of the closing of the reorganization with Fighton on August 31, 2001 all of the 16,716,414 issued and outstanding restricted common and preferred shares of Key were deemed exchanged for an equal number of Fighton restricted common shares, 1,450,000. There were 1,415,000 preferred Key shares outstanding, the balance of 15,301,414 was common stock.

As noted previously, Key is in the process of completing a spin-out of the acquired Fighton shares to its shareholders on a one-to-one shareholder basis without further consideration. Key presently has approximately 44 shareholders of record. Fighton has approximately 439 shareholders of record. Of these Fighton shareholders, the non-Key Card shareholders hold a total of approximately 1,063,846 shares.

Results  of  Operations

Key Card and 5 Star engage in the business of providing prepaid long distance services. Key Card completes these operations independently and through its 100% wholly owned subsidiary 5 Star Communications, Inc. which is also reported as part of these consolidated financial statements. Accordingly, the consolidated financial statements also contain accounting for 5 Star's participation within Key Card. As both companies provide identical services and products, no attempt has been made to segregate their financial accounting.

Key Card and 5 Star's core product is a prepaid calling card which incorporates toll free access numbers and pin, and personal identification numbers printed on an array of branded phone cards. Purchasers of these prepaid phone cards are able to place international and domestic long distance calls from any touch tone phone in the continental United States at what are believed to be favorable rates. The branded cards, in conjunction with Key Card business model and sale program, have allowed Key Card to develop a market presence and repeat customers and revenues.

Key Card focuses primarily in sale of cards to retailers and prepaid phone card distributors. These resales are believed attracted to Key Card's phone cards due to their branded packaging, profitability, and ease of use.

At present, Key Card/5 Star has realized total gross revenues of approximately $5,149,656 for the calendar year ending December 31, 2000 and approximately $4,458,532 in revenues year-to-date through the September 30, 2001 accounting period. Key Card/5 Star has not obtained an operating profit for these period and had a net loss for fiscal year 2000 of $1,345,373 and anticipates a year-to-date net loss through September 30, 2001 of $6,382,215. Key Card/5 Star has an accumulated deficit of $7,727,838. Key Card/5 Stare anticipates, but cannot warrant, that it will obtain its first quarterly profits for the forth quarter of the calendar year 2001 ending December 31, 2001. Key Card/5 Star is not able to break down the relative profit or revenues as segregated between its own operations and that of its totally owned subsidiary, 5 Star, and essentially treats the flow of revenues and any profit or loss as an integrated financial effort.

As noted previously, Fighton has not and will not contribute any revenues or profits to the reorganized company.

Key Card/5 Star has in the past 12 months experienced several problems with various networks it has contracted to use. These problems have on occasion resulted in the network being terminated and some of the phone cards Key Card has out in the market place being turned off and rendered useless. Key Card has filed lawsuits against some of those network carriers, noted in the Legal Proceedings, because of the lost profits and customers it has incurred due to the interruption of its business. Key Card/5Star believes that it has suffered significant lost revenue and profits over the course of the year. Although the company has taken steps to insure that its current network relationships are stable it can not warrant that it will not have interruptions of service in the future.

Key Card/5 Star has in the past suffered lost revenue due to employee conversion of sales for personal benefit as noted in the Legal Proceedings. Although the company has taken additional steps to protect its trade secrets and customer list as well as other confidential information that company can not represent that these types of problems will not occur in the future. Key Card has all employees' sign a non-compete and confidentiality agreement, which the company hopes, will deter this type of activity from occurring in the future.

Key/5 Star anticipates that the majority of its revenue growth during the calendar year 2002 should occur in the second and third quarters primarily through anticipated expanded sales and the point of activation program. The majority of growth is anticipated in the sectors.

As of October 10, 2001, Key Card has entered a customer service contract with Morgan Beaumont, Inc., a related party privately held entity, which sells memberships and benefit packages related to computer sales and financing. Under the terms of the customer service and support agreement, Morgan will pay to Key Card $4.00/per collected sales for each of the Key Card phone cards distributed by Morgan under its benefit packages.

Morgan has represented to Key, though Key cannot warrant such results, that it has commitments for approximately 10,000 sales through November to December 2001, which would generate revenues of up to $40,000 based upon all sales being collected.

It is further disclosed that Mr. Steve May, the CEO of Fighton, owns approximately a 35% of Morgan, Mr. Cliff Wildes, the company's Vice President, owns approximately 45% of the issued and outstanding shares of Morgan and Mr. Rejbeni, Fighton's president owns 5% of the Morgan shares. No independent board passed upon the terms of this contract, which cannot be considered as an arms length transaction or independently valued. Each shareholder of Fighton/Key is advised that this relationship constitutes a certain potential conflict of interest.

Key/5 Star anticipates that the domestic sector of its business will increase at a faster rate than the revenues from its international card segment. The relative breakdown year to date of current revenues through September 30, 2001 are estimated to be 25% of revenues from domestic card sales and 75% from international card sales.

Liquidity

Key/5 Star, like many other domestic industries, has noted a significant slowing in its revenue growth subsequent to the terrorist attack and national disaster of September 11, 2001. It is not known exactly how such events will impact on its future earnings, but it is certain that these events will have decreased the potential revenues and profits which may be realized by the company in calendar year 2002.

In addition to the fact that the company is a start-up entity and has not had any income to date, there are other various factors which could adversely affect the liquidity of the company and its ability to continue as a going concern. Management of Key/5 Star has elected to treat the disclosure of these items in an outline fashioned as follows:

1. Key is currently involved in two cases or claims in which it is presently a defendant and two cases as a plaintiff. These cases or claims are more particularly described under the litigation section of this report. The company does not believe any of the present litigation efforts would constitute a basis for the company to discontinue its present business operations, even if an adverse ruling were entered, and believes that it has a meritorious defense to each of these actions or claims in which it is a defendant. However, it should be understood that defending or prosecuting legal actions would involve the expenditure of significant capital of the company.

2. Key has entered into loans and advances from various related parties. Some of these loans and advances are currently in default and the company is working on the extension of time in which to pay the obligations. The company does not have the current resources to pay off these related party transactions at the present time.

3. The company entered into an option agreement with Newpont Fiduciaries to purchase One Million shares of its stock at $1.00/share. This option has been fully exercised and the proceeds were used to acquire the interest by Key Card in Fighton Corporation and to repay related acquisition expenses. Of this amount none remains as working capital reserves. As noted generally above, Newpont Fiduciaries was referred to Key by Mackenzie Shea which has acted as an advisor to Key, is a principal shareholder, as well as having one of its major shareholder as a director to Key's Board of Directors.

4. Key has certain employee arrangements with its principal employees including Mr. Steve May, Mr. Michael Rejbeni and Mr. Clifford Wildes. Messrs. May, Rejbeni and Wildes have agreed to accrue approximately 88% of their current salaries to be paid at a future date in the aggregate amount of approximately $550,000. This deferral of salary should be deemed to constitute a current debt decreasing the liquidity of the corporation. The aggregate salaries of all principal offices is approximately $740,000 for the period of time they have worked, which in the case of Mr. Rejbeni and Mr. Wildes is less than a full year, including the deferred portions of approximately $550,000 per year.

5. In approximately March of 2001, the company determined that its prior CFO and accounting officer had apparently engaged in unauthorized loan transactions employing Key funds for his personal use in the sum of approximately $50,000. Key believes it has reconciled this charge by accepting back the 400,000 Key shares previously held by this officer/director and accepting his resignation. However, it now appears that there may exist additional unauthorized funds that have been uncovered in the company's audit process and the company is in the process of determining these amounts and recovering from this ex-officer/director as appropriate.

6. Key has borrowed $50,000 from Soma Fund IX, LLC, a private fund co managed by Mackenzie Shea. The loan is in default and a revised repayment schedule has not been finalized.

7. Mr. Steve May, Fighton/Key's CEO, has a significant stock position in an unrelated private company known as Bright Star Communications, Inc., which has loaned Key Card $99,000 in 2001.

8. Siesta Telecom, Inc., a private telephone company in which Mr. Steve May is also a significant shareholder, has historically engaged in financial transactions with Key and has loaned Key $69,825 as of September 30th 2001. The companies are in the process of negotiations to retire this debt into cash and stock and/or stock in Key, at Key's discretion.


Other  Funding  Efforts

     Shareholders of the company should be further advised that the company is presently engaged in retaining LSC Associates, a private business consulting firm, and which is associated with First Dunbar a broker/dealer having its principal place of business in Boston, Massachusetts to assist the company in a private placement offering to attempt to raise up to Three Million Dollars. This private placement is presently underway and in the due diligence stage. The company has not raised any investment funds to date. No assurance or warranty can be made that the private placement can be successfully placed, though the completion of this offering would substantially increase the liquidity of the company and allow the company to use proceeds to pay off existing debts and loans, as well as engage in additional business opportunities. No assurance is made or implied that the private placement will be successful. In all events, the company has paid LSC $15,000 to date and will be required to pay in the aggregate approximately $180,000 or 6% of the gross offering proceeds in commissions via a "Lehman Formula" The formula is structured as 7% for the first million, 6% of the second million and 5% of the third million as a cost of the private placement offering. The range of the offering is $2,000,000 minimum and $5,000,000 maximum. Any shareholder of the company wishing to review a copy of the private placement offering memorandum may obtain one by requesting the same from the principal officers of the company.

Key/5 Star believes it has sufficient revenues to maintain its current operations, but will not be able to grow and expand any of its operations in any significant manner until it obtains a level of net profits as anticipated for calendar year 2002 or completes the private placement offering. The company does not have any projection of anticipated revenue growth or net profit growth for such future period, but does believe it will obtain initial profitability during the first quarter of 2002 at an undetermined level.

Key/5 Star does not have any certain alternative means of financing other than revenue growth and the private placement described above, but does anticipate engaging in a public financing effort in a probable SB-2 registration in 2002. Fighton/Key has not determined how much will be sought by such offering or whether any funds can be raised. It would also intend to register certain of the shares acquired by the Key shareholder and sold in the private placement.

To date the company has not had any active trading market for its shares, but anticipates trying to list its shares on the Electronic Bulletin Board for active trading purposes, as soon as possible, through the NASD; though no expectation or projection of such trading price or whether such listing can be effectively completed can be made or given at this time.

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURE  ABOUT  MARKET  RISK-  Not
Applicable


                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

Fighton, is not aware of any legal proceedings in which it is engaged, nor is management of the company aware of any claims which may result in likely legal proceedings. Key/5 Star discloses the following litigation matters or claims:

     a.     Estudillo,  Inc.  v.  5  Star  Communications,  Inc.,  case  no.
            ---------------------------------------------------
     01-2-00708-1 in Washington. This case was settled in October, 2001 for the amount of $10,000 in new product arising out of a termination of phone card usage due to a network shut-off. The company has denied liability but has settled this as a disputed claim. This litigation was not deemed material by management.

     b.     Inzap  v.  5  Star  and  Sterling  Time,  claim  pending  filing, in
            ---------------------------------------
     California. This is a contract dispute concerning proper entitlement to payment in the amount of approximately $50,000. Key Card believes that the suit is without merit and will vigorously defend such action, if and when filed. In no event does Key Card believe that such action will have a material effect on the business future of the company.

     c.     5  Star  Communications  and  Key  Card  v.  Paul  Ohran and Cristel
            --------------------------------------------------------------------
     Telecom, Inc., case no. 2001-CA-3A81-NC in Florida. This is a case in which
     -------------
     5 Star and Key Card are plaintiffs against Paul Ohran alleging that Mr. Ohran opened up a competing business in violation of employee contract and fiduciary relationship to Key Card, as well as undertook subsequent actions taken by no affiliated company injurious to services provided by Key Card and 5 Star. Key Card and 5 Star collectively believe that there damages may be in the range of $750,000 and have initiated this suit for the recovery of those amounts. The court has granted Key Card a temporary injunction against Mr. Ohran.

     d.     5  Star  Communications  v.  Dancris  Telecom,  LLC,  case  no.
            ---------------------------------------------------
     CV2001-007950 in Arizona. In this case 5 Star is bringing an action against Dancris Telecom, Inc., a provider of network services to 5 Star and Key Card. The company claims that Dancris improperly shut off Key Card key numbers causing Key network to go down and other resulting damages. The action is for approximately $400,000.

     e.     GoComm  Telecom  LTD v. 5 Star Communications Services, Inc. and Key
            --------------------------------------------------------------------
     Card Communications, Inc., case no. 2002-054004 in Harris County, Texas. In
     -------------------------
     this case GoComm is bringing an action against Key Card for non-alleged payment of network time. The claim is for approximately $87,000. Key Card anticipates the settlement of the case within the next 30 days or anticipates filing a counterclaim against GoComm.

     f.     GSG  LLC DBA Golden State Graphics v. 5 Star Communications Services
            --------------------------------------------------------------------
     Inc.,  Stephen May, Michael Rejbeni and Ken Holmquist., case number INO1659
     ------------------------------------------------------
     in San Diego California. In this case GSG is alleging non payment of services of approximately $9,159.00. The company disputes the alleged sum of money owed.


ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

The companies securities have changed to the extent that the majority of the issued and outstanding shares of the company (94%) have been issued to a group of approximately 44 prior shareholders of the wholly owned and operating subsidiary of the company, Key Card Communications, Inc. in exchange for all of the issued and outstanding shares of Key Card Communications, Inc. being acquired by Fighton. These transactions and further description of the shares exchanged are described under Part I Item 2 as part of Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM  3.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

Also outlined as part of the prior Management's Discussion and Analysis of Financial Condition and Results of Operations is a discussion of the recent reverse acquisition and intended shareholders meeting and vote on various matters related to such reverse acquisition and consolidation. No date for this shareholder meeting has been fixed, but it is intended that it will be held before yearend, 2001.

ITEM  4.  OTHER  INFORMATION

Employment  Contracts

The company believes it material to disclose that there exists an employment contract between Key and 5 Star with Mr. Steve May, Mr. Michael Rejbeni and Mr. Clifford Wildes. As mentioned previously, Mr. May, Mr. Rejbeni and Mr. Wildes have agreed to defer approximately $550,000 of their employment contract to accommodate the company in preserving its limited cash flow. These deferred salaries are deemed to be accruing. The aggregate amount of these employment contracts, prior to deferral, is approximately $875,000 per year.

Potential  Disputes

The company has a potential dispute with an ex employee that in the companies opinion breached the terms of his employment. In accordance with the employee's agreement for employment with the company the employee would have been entitled to shares of stock in the company in an amount of approximately 1% of the total outstanding shares. Although at the present time no claim has been made by the employee to the company for this stock there exists the possibility that the ex employee could make a claim on the company for that stock at a future date. In the event that a claim were to incur the company position would be no stock is due to the ex employee due to the employees breach.

Additionally the company has received from time to time calls from various individuals that have alleged that they have purchased stock in Key Card
Communications from Millennium Financial which appears to be an off shore company. Key Card records do not show many of these individuals as being shareholders of record and have refereed these individuals back to Millennium. Key Card does not have a relationship with Millennium Financial but has been advised by Newpont Fiduciaries that Millennium Financial is a client of theirs. As previously noted in this document, Newpont Fiduciaries was introduced to Key Card by Mackenzie Shea and subsequent to that introduction Newpont exercised an Option Agreement for stock in Key Card.

Voting  Agreements

Management believes that it is material to disclose that there are certain written voting agreements in place. At the present time Mr. Steve May, the CEO of the company, has a written agreement to vote the stock of the following principal shareholders of Fighton:

          a.     Mackenzie Shea, 900,000 shares, until December 31, 2001.

          b.     Peter Slater, 400,000 shares, until September 30, 2002.

          c. Michael Rejbeni-the President, 400,000 shares, until September 30, 2001.

     These shares total 1,700,000 shares of the presently as of 11/15/01 issued and outstanding 19,930,260 shares, or approximately 9%.

Principal  Shareholders

Of the presently issued and outstanding 19,930,260 shares of Fighton it should be noted that the following shareholders hold in excess of 5% or more of the issued and outstanding stock:

              Shareholders Holding 5% or More of the Issued Stock

     Name of Shareholder      Position        Number of    Percentage of
                                               Shares       Outstanding
                                                             (Rounded)
     -------------------  ------------------  -----------  -------------
     B. Stephen May       CEO                 10,000,000             50%
     Clifford Wildes      Vice President       1,100,000              5%
     Mackenzie Shea(1)    Finder/Consultant      900,000              9%

     (1) The Mackenzie Shea interest has been determined by aggregating the Key shareholders that will receive Fighton shares that are also principals, as well as Officers and or Directors in Mackenzie Shea. 900,000 shares Mackenzie Shea, 600,000 shares in Chicago Trust Company of California custodian IRA FBO Robert W Kendrick the President of Mackenzie Shea and 600,000 shares in Chicago Trust Company of California custodian IRA FBO Todd A Ellsworth a Director of Mackenzie Shea.

Potential  Conflicts

Mr. B. Steven May has significant sharehold interest in a couple of potentially competitive companies in the telephone or telecommunications industry, such as Siesta Telecom (the parent company is Siesta Acquisition Corporation), Bright Star Communications and Morgan Beaumont. Mr. May is also a creditor of Key, which owes to him approximately $150,000.

Mr. B. Stephen May is a paid consultant to Siesta Telecom and has in the past personally loaned money to Siesta. Siesta Telecom owes Mr. May money for his services.

Mackenzie Shea is a shareholder in Siesta Telecom either as a company or as individual shareholders of Mackenzie own shares in Siesta. Siesta Telecom owes Mackenzie Shea money for their past services as consultants to the firm.

Michael Rejbeni has in the past year been a paid consultant to Siesta Telecom. Siesta Telecom owes Mr. Rejbeni money for his past services.

Clifford Wildes is a paid consultant in Siesta Telecom (the parent company is Siesta Acquisition Corporation) as well as being a shareholder in the company. Siesta Telecom currently owes Mr. Wildes money for his services.

Mr. Wildes was also a past shareholder/partner in Mackenzie Shea in the year 2000 and resigned on or before December 31, 2000.

Mr. Wildes is a shareholder, officer and or director of a number of companies unrelated with no affiliation to Key Card with the exception being as previously disclosed Morgan Beaumont in which he is a director and shareholder.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K:

a. THE COMPANY FILED AN 8-K REPORT AS OF AUGUST 31, 2001 AND IS CONCURRENTLY FILING A SUPPLEMENTAL 8-K WITH THE SEC, NEITHER OF WHICH IS FURTHER ATTACHED HERETO AS AN EXHIBIT. THIS 8-K REPORTS PRIMARILY TREATED THE REORGANIZATION MATTERS DISCUSSED IN MORE DETAIL ABOVE AND THE SUPPLEMENTAL 8-K CONTAINS THE CONSOLIDATED FINANCIAL STATEMENT.

b. THE CLOSING STATEMENT FOR THE SHARE EXCHANGE AND REORGANIZATION IS FILED AS AN EXHIBIT TO THIS REPORT.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    REGISTRANT:   FIGHTON  SUCCESSION  CORPORATION
                                  [To Be Known As Key Card Communications, Inc.]


Dated:                         By:
      --------------------         ---------------------------------------------
                                   Mr.  B  Stephen  May
                                   Chief  Executive  Officer


Dated:                          By:
      --------------------         ---------------------------------------------
                                   Marsha  Bates
                                   Secretary